Form 10-K/A
period 1996-12-31
MORGAN STANLEY CAPITAL I INC MORT PASS THRO CERT SER 1996-1
filed 1997-07-09
CIK 1010376

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  333-03574-01

                         Morgan Stanley Capital I, Inc.,
             Mortgage Pass-Through Certificates, Series 1996-1 Trust (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1982286
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
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

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Morgan Stanley Capital I, Inc., Mortgage Pass-Through Certificates, Series 1996-1 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Morgan Stanley Capital I, Inc., as Depositor, (the "Depositor"), Norwest Mortgage, Inc., as Seller and Servicer, (the "Seller" and "Servicer"), The Chase Manhattan Bank, N.A., as Trustee (the "Trustee") and Norwest Bank Minnesota, N.A., as Securities Administrator, (the "Securities Administrator"), pursuant to which the Morgan Stanley Capital I, Inc., Mortgage Pass-Through Certificates, Series 1996-1, certificates registered under the Securities Act of 1933 (the "Certificates") were issued.
Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F2>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>

          99.2 Management Assertion Letter:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F2>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F1>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>

     (b) On October 8, 1996, November 14, 1996, and December 13, 1996, a report on Form 8-K was filed in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.





                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                             Morgan Stanley Capital I, Inc.,
                Mortgage Pass-Through Certificates, Series 1996-1


                        By: Norwest Bank Minnesota, N.A.,
                           as Securities Administrator

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President - Securities Administration Services
                    Dated: June 24, 1997



                                  EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F2>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>

          99.2 Management Assertion Letter:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F2>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                   (a)  Chase Manhattan Mortgage Corporation, as Servicer<F1>
                   (b)  HomeSide Lending, Inc., as Servicer<F1>
                   (c)  NationsBanc Mortgage Corporation, as Servicer <F1>
                   (d)  Norwest Mortgage, Inc., as Servicer <F1>


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further amendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.