Form 10-K/A
period 1996-12-31
MORGAN STANLEY CAPITAL I INC MORT PASS THRO CERT SER 1996-1
filed 1997-10-01
CIK 1010376

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

Yes    X                No



This Amendment No. 2 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1997, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Morgan Stanley Capital I, Inc., Mortgage Pass-Through Certificates, Series 1996-1 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") among Morgan Stanley Capital I, Inc., as Depositor, (the "Depositor"), Norwest Mortgage, Inc., as Seller and Servicer, (the "Seller" and "Servicer"), The Chase Manhattan Bank, N.A., as Trustee (the "Trustee") and Norwest Bank Minnesota, N.A., as Securities Administrator, (the "Securities Administrator"), pursuant to which the Morgan Stanley Capital I, Inc., Mortgage Pass-Through Certificates, Series 1996-1, certificates registered under the Securities Act of 1933 (the "Certificates") were issued.
Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

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


<F1> Previously Filed.

<F2> Filed herewith.






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


                             Morgan Stanley Capital I, Inc.,
                Mortgage Pass-Through Certificates, Series 1996-1


                        By: Norwest Bank Minnesota, N.A.,
                            as Securities Administrator

                       By: /s/ Sherri J. Sharps
                       By: Sherri J. Sharps
                    Title: Vice President - Securities Administration Services
                    Dated: October 1, 1997



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


<F1> Previously Filed.

<F2> Filed herewith.